Form 10-K/A
MORTGAGE ASSET SECURITIZATION TRANSACTIONS INC SER 2003-OPT1
filed 2004-03-30
CIK 1220823

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K/A


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

  By:     /s/ William L. O`Neill, Senior Vice President


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

     /s/ William L. O`Neill

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